Form 10-Q
period 1995-03-31
NATIONWIDE CELLULAR SERVICE INC
filed 1995-05-12
CIK 795265

SECURITIES AND EXCHANGE COMMISSION
			                 Washington, D.C.  20549


				                        FORM 10-Q


	(X)Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

	     For the quarterly period ended March 31, 1995

	Commission File Number                  0-14959

		       NATIONWIDE CELLULAR SERVICE, INC.
	(Exact name of registrant as specified in its charter)

	       Delaware                            11-2692099
	(Incorporation or organization)      (Identification No.)

	20 East Sunrise Highway, Valley Stream, New York    11581-1252
		(Address of Principal Executive Offices)     (Zip Code)

			    (516)  568-2000
	     (Registrant's telephone number, including area code)

			                      Not Applicable
	(Former name, former address and former fiscal year, if changed since last report)


	Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

				                Yes x                  No

7,926,499 Common Shares were outstanding as of May 11, 1995.

			   NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES



								                    INDEX

														                                         Page
														                                        Number


	PART I - FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)

		   Consolidated Statements of Income
		   Three Months Ended March 31, 1995 and 1994            3
		   Consolidated Balance Sheets
		   March 31, 1995 and December 31, 1994               4- 5
		   Consolidated Statements of Cash Flows
		   Three Months Ended March 31, 1995 and 1994            6

     Notes to Consolidated Financial Statements         7- 8

	Item 2.    Management's Discussion and Analysis
		          of Financial Condition and Results
		          of Operations                               9-12

	PART II - OTHER INFORMATION

	   Item 6. Exhibits and Reports on Form 8-K              13

	SIGNATURES                                               14

			          PART I. FINANCIAL INFORMATION
		   NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
		        CONSOLIDATED STATEMENTS OF INCOME
				              (unaudited)

                                           Three months ended March 31,
				                                            1995            1994
                                          (Dollar amounts in thousands,
			                                           except per share data)
REVENUES
	Cellular service                           $   51,669      $   45,555
	Equipment sales                                 3,479           2,188
	Other income                                       75              75
	Total revenues                                 55,223          47,818

COSTS AND EXPENSES
	Cost of cellular service                       33,151          31,605
	Cost of equipment sold                          7,306           4,448
	General and administrative expense              6,224           4,932
	Selling and distribution expense                8,236           4,538
	Amortization of purchased subscriber base       1,345           1,536
	Bad debt expense                                  721             613
	Total costs and expenses                       56,983          47,672

(Loss) income from operations                   (1,760)            146

Interest and other income                           99             104
Interest expense                                  (309)            (57)
Gain on capital transactions of affiliate           67             625
Share of loss from equity investments              (26)           (206)

(Loss) income before income taxes               (1,929)            612
Income tax benefit (provision)                     642            (167)

NET (LOSS) INCOME                           $   (1,287)      $     445

Net (loss) income                           $   (1,287)      $     445
CVR accretion                                                     (200)

Net (loss) income attributable to common
    stock                                   $   (1,287)      $     245

Weighted average common shares outstanding
   (Note C)                                  7,820,599       8,599,638

Net (loss) income per share of common stock $    (0.16)      $    0.03

_______________________________________
The accompanying notes are an integral part of these financial statements.

		      NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
					          CONSOLIDATED BALANCE SHEETS

								                                          March 31,       December 31,
										                                          1995             1994

                                                 (unaudited)		      (note)
							                                          (Dollar amounts in thousands)
ASSETS

Current assets
   Cash and cash equivalents                      $   1,904        $    1,719
   Accounts receivable less allowance
      of $5,973,000 in 1995 and
      $5,463,000 in 1994                             40,175            40,730
   Inventory                                          3,032             3,713
   Prepaid access and usage charges                   2,352             3,326
   Other current assets                               3,787             3,865
   Deferred income taxes                              2,660             1,929
      Total current assets                           53,910            55,282

Fixed assets--at cost
   Building                                           3,631
   Furniture and fixtures                             3,494             3,324
   Equipment                                          3,517             3,394
   Leasehold improvements                               774               729
											                                          11,416             7,447
      Less accumulated depreciation and amortization (4,920)          ( 4,593)
	 Net fixed assets                                    6,496             2,854

Purchased subscriber base--less accumulated
      amortization of $12,352,000 in 1995 and
      $11,007,000 in 1994                             5,060             7,052

Note receivable                                       4,277             4,370

Investments in and advances to affiliated companies   4,816             4,727

Other assets                                          1,411             1,394

Total assets                                      $  75,970        $   75,679
_______________________________________
note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

			NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
						   CONSOLIDATED BALANCE SHEETS

										                                      March 31,         December 31,
											                                       1995                 1994
									                                      (unaudited)            (note)
								                                       (Dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Due to cellular carriers                    $    17,696         $    18,681
   Accounts payable and accrued expenses             6,810               8,548
   Deferred access income                            7,982               7,531
   Federal excise, state and local taxes             4,045               4,312
   Contingent value rights                                               3,280
      Total current liabilities                     36,533              42,352

Other liabilities                                    1,095               1,316

Notes payable                                       15,489               8,393

Deferred income taxes                                2,554               2,511

Convertible preferred stock, Series A, subject to
   repurchase, $.01 par value, carried at redemption
   value; 800,000 shares authorized, 400,000 shares
   issued and outstanding in 1994                                        6,000

Stockholders' equity:
   Common stock, $.01 par value per share,
   20,000,000 shares authorized in 1995 and
   1994; issued and outstanding 7,925,699 in
   1995 and 7,488,299 in 1994                           79                  75
   Additional paid-in capital                       36,651              30,241
   Accumulated deficit                             (15,809)            (14,522)

                                                    20,921              15,794
   Less cost of 32,000 shares held in treasury         (77)                (77)
   Other reductions                                   (545)               (610)
   Total stockholders' equity                       20,299              15,107

Total liabilities and stockholders' equity      $   75,970         $    75,679


____________________________________
note:   The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

			   NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
					     CONSOLIDATED STATEMENTS OF CASH FLOWS
							               (unaudited)
													                                         Three Months Ended
                                                             March 31,
													                                           1995           1994

											                                     (Dollar amounts in thousands)


OPERATING ACTIVITIES
   Net (loss) income                                  $  (1,287)     $   445
   Adjustments to reconcile net (loss) income
   to cash used in operating activities:
      Depreciation and amortization                       1,796        1,943
      Share of loss from equity investments                  26          206
      Gain on capital transaction of affiliate              (67)        (625)
      Accrued interest income                               (80)         (99)
      Deferred taxes                                       (688)          44
   Changes in operating assets and liabilities,
      net of effects from acquisitions:
	Decrease (increase) in accounts receivable, net            555         (908)
 Decrease (increase) in inventory                           681          (45)
	Decrease (increase) in prepaid access, usage,
	   and other current and long-term assets                1,655         (335)
 Decrease in due to cellular carriers,
	   accounts payable and accrued expenses,
	   deferred access income and taxes payable             (2,696)        (902)
	NET CASH USED IN OPERATING ACTIVITIES                     (105)        (276)

INVESTING ACTIVITIES
    Purchase of fixed assets                             (3,971)        (148)
    Investments in and advances to affiliated companies     (56)
    Purchase of subscribers and related assets                        (4,314)
    Payment of notes receivable                                        1,000
    Other investing activities                              181           43
    NET CASH USED IN INVESTING ACTIVITIES                (3,846)      (3,419)

FINANCING ACTIVITIES
    Proceeds received from customer security deposits       107          106
    Repayments of customer security deposits               (130)         (84)
    Proceeds received from notes payable                 18,846       16,545
    Repayments of notes payable                         (11,750)     (12,150)
    Cash received from exercise of stock options
       and warrants, net                                    368          196
    Payment of contingent value rights obligation        (3,280)
    Other financing activities                              (25)         (68)
    NET CASH PROVIDED BY FINANCING ACTIVITIES             4,136        4,545


    INCREASE IN CASH AND CASH EQUIVALENTS                   185          850

    Cash and cash equivalents at beginning of period      1,719          639

       CASH AND CASH EQUIVALENTS AT END OF PERIOD     $   1,904   $    1,489


______________________________________
The accompanying notes are an integral part of these financial statements.

			NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
			   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three month period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

NOTE B - CONVERTIBLE PREFERRED STOCK AND CONTINGENT VALUE RIGHTS

Pursuant to a Securities Purchase and Stockholder Agreement dated
January 11, 1990 (the "Agreement") between the Company and a private investor, the investor acquired 400,000 shares of the Company's Cumulative Convertible Preferred Stock, Series A ("Preferred Stock"), a Warrant to purchase up to 850,000 shares of the Company's Common Stock at an exercise price of $11.00 per share and 400,000 Contingent Value Rights ("CVRs"). Each CVR entitled its holder to receive a cash payment equal to the amount, if any, by which $26.00 exceeded the fair market value on January 12, 1995 of a share of the Company's Common Stock, but in no event more than a total payment of $11.00 per CVR.

The Preferred Stock which was outstanding on December 31, 1994 converted into shares of the Company's Common Stock on a one-for-one basis on January 12, 1995, and the Company paid the investor $3,280,000 extinguishing its liability for the CVRs. Pursuant to a letter agreement dated
January 6, 1995 the Warrant was amended to extend its expiration date to January 11, 1996 and the Agreement was amended to terminate certain of the investor's substantive rights.

NOTE C - NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Net (loss) income per share of Common Stock is computed using the modified treasury stock method which assumes the exercise of all outstanding options and warrants and the use of the proceeds thereof to acquire up to 20% of the outstanding Common Stock of the Company. When applied to earnings per share for the three months ended March 31, 1995, the modified treasury stock method yields antidilutive results, therefore the calculation utilizes the weighted average shares outstanding. Primary and fully diluted earnings per common share are the same amounts for each of the periods presented.

For earnings per share for the three months ended March 31, 1994, the adjusted weighted average shares outstanding is computed using the modified treasury stock method as detailed below:

										                                 Three Months Ended
											                                   March 31, 1994

	Weighted Average Shares Outstanding             7,407,132
	Common Stock Equivalents                          400,000
	Net Additional Shares Issuable
	  From Assumed Exercise of
	  Stock Options and Warrants                      792,506
												                                     8,599,638
NOTE D - RECLASSIFICATION

The consolidated statement of cash flows for the three months ended March 31, 1994 has been reclassified to conform to current year's presentation.

NOTE E - FIXED ASSETS

On January 25, 1995, the Company purchased a 55,000 square foot office building to be used as its corporate headquarters for $3,600,000.
The Nassau County Industrial Development Agency has approved the issuance of taxable bonds in an amount up to $8,000,000 to finance substantially all of the costs of the building, related improvements and equipment. The Company anticipates that these bonds will be issued in the second quarter of 1995.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
			           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 1995 compared to three months ended March 31, 1994

The Company recorded a net loss of ($1,287,000) or ($.16) per share in 1995 as compared to net income of $445,000 or $.03 per share in 1994.
The loss from operations was ($1,760,000) in 1995 as compared to income from operations of $146,000 in 1994. The decline in both net income and income from operations is attributable to increased selling and distribution expenses, including the loss on equipment sales resulting from the growth in the Company's customer base. During the quarter, on a gross basis, 30,300 new customers were added in 1995 as compared to 16,900 in 1994. Of the customers added in 1995, 6,200 were acquired through direct marketing as a result of an agreement entered into in late 1994 with a direct marketing firm working exclusively for the Company. Subscriber activations, net of deactivations, increased to 14,900 in 1995 as compared to 7,700 in 1994. In addition, in the three months ended March 31, 1995, the Company recorded income of $145,000, including gains on capital transactions, resulting from its investment in Cellular Technical Services Company, Inc. ("CTS") and a loss of ($104,000) resulting from the Company's investment in Mobile Datacom Corporation, which at March 31, 1995 were 33.6% and 25.0%, respectively, owned by the Company. Included in the 1994 results is income of $419,000, including gains on capital transactions, resulting from its investment in CTS.

Cellular service revenues increased 13% to $51,669,000 in 1995 as compared to $45,555,000 in 1994. This growth in revenue is primarily the result of the increase in the Company's customer base to 265,000 customers on March 31, 1995 from 184,000 on March 31, 1994, and was achieved despite the decline in average monthly revenue per subscriber to $67 in 1995 as compared to $84 in 1994. Declining revenue per subscriber is prevalent throughout the cellular industry as the customer base broadens to include more casual and personal users, and as discounts are offered as incentives to attract customers to sign one or two year contracts, as well as competitive pressures to reduce retail pricing.
This trend is expected to continue in future periods. In an effort to offset this trend, the Company is expanding the sale of several value-added services such as paging and other messaging services. The Company's gross profit margin on cellular service revenues increased to 35.8% or $18,518,000 in 1995 as compared to 30.6% or $13,950,000 in 1994 which is primarily attributable to discounts received from cellular carriers based on volume and the level of the Company's net customer activations.

General and administrative expenses increased 26% to $6,224,000 in 1995 as compared to $4,932,000 in 1994 while the Company's customer base increased 44% to 265,000 in 1995. Increased payroll and related personnel costs associated with the expansion of the Company's customer support groups to meet the current and planned growth in the customer base accounted for $694,000 or approximately 54% of the increase. The balance is due to increased operational costs consistent with the expansion of the Company's business. The Company continues to achieve operational economies of scale as a result of the growth of its customer base, reducing per subscriber servicing costs to $8.08 per month in 1995 as compared to $9.12 in 1994.

Since inception, the Company has aggressively sought to increase its customer base. Significant up front expenses are incurred relating to the addition of new customers acquired through the Company's retail network. A large portion of these expenses is the loss on cellular telephone equipment sales the Company incurs in response to competitive pressures to attract new customers. The Company lost $3,827,000 on equipment sales of $3,479,000 in 1995 as compared to a loss of $2,260,000 on equipment sales of $2,188,000 in 1994. Included in the sales amount in 1995 was $1,309,000 sold at cost to the direct marketing firm described above. The increased loss was due to the increased unit volume and an increased loss per unit on equipment sold through the Company's retail stores. While the Company views the loss on equipment as a necessary part of its selling and distribution strategy for the acquisition of new customers, emphasis is being placed on the profitable sale of cellular accessories as a means of offsetting the loss incurred on telephone sales.

Selling and distribution expenses increased 81% to $8,236,000 in 1995 as compared to $4,538,000 in 1994 as new subscriber activations increased 80% to 30,300 over the same period in 1994. Since April 1, 1994, the Company opened nine additional retail locations, expanded its direct sales force and, in late 1994, added direct marketing as a distribution channel. Accordingly, direct payroll and personnel related costs increased by $704,000, commissions paid to sales personnel increased by $219,000, dealer commissions increased by $332,000, $2,445,000 of commissions were paid to the direct marketing firm and facility related costs increased by $192,000. These increases were partially offset by a reduction in promotion expenses of $137,000 and increased advertising allowances and promotions offered by cellular carriers which resulted in a reduction in net advertising expenses of $136,000.

Amortization of purchased subscriber base decreased 12% to $1,345,000 in 1995 as compared to $1,536,000 in 1994 as the cost of certain acquired subscriber bases became fully amortized. This reduction was partially offset by the additional amortization of the cost of approximately 15,000 subscribers acquired in purchase transactions in 1994.

Bad debt expense was $721,000 and $613,000 in 1995 and 1994, respectively, or 1.3% of cellular service revenues and equipment sales in both periods. The Company attributes such results to its tighter credit controls, careful monitoring of its accounts receivable and closer contact with its customer base.

Interest expense increased significantly to $309,000 in 1995 as compared to $57,000 in 1994. This is a result of an increase in the Company's effective interest rate as well as the amount outstanding under the Company's credit facility. The Company utilized this facility to purchase its new corporate headquarters and to satisfy the Contingent Value Rights obligation described above.

The Company recorded an income tax credit of $642,000 for the three months ended March 31, 1995 which represents the tax benefit of losses which the Company believes will more likely than not be recognized. The Company recorded income tax expense of $167,000 as a result of the income earned for the first quarter of 1994.

LIQUIDITY AND CAPITAL RESOURCES

On January 12, 1995, the Company paid $3,280,000 to satisfy its obligation to the holder of 400,000 Contingent Value Rights ("CVRs") as described above, which amount was financed from the Company's credit facility described below.

On January 25, 1995, the Company purchased a 55,000 square foot office building to be used as its corporate headquarters for $3,600,000.
The Nassau County Industrial Development Agency has approved the issuance of up to $8,000,000 of taxable bonds to finance substantially all of the costs of the building, related improvements and equipment. The Company anticipates that these bonds will be issued in the second quarter of 1995.

On February 6, 1995, the Company amended its credit facility with CoreStates Bank, N.A. which now provides for borrowings up to a maximum of $25,000,000 at an interest rate of 1% above prime. This agreement, which expires on April 1, 1996, requires the Company to maintain a specified consolidated net worth, limits intercompany indebtedness, and contains various negative covenants which include the prohibition of the payment of dividends by the Company. As of March 31, 1995, $15,489,000 was outstanding under this agreement and the Company had cash on hand totaling $1,904,000.

The Company has no significant fixed commitments for capital expenditures or for investments. Its capital requirements consist primarily of those necessary to continue to expand its customer base and, to a lesser degree, interest payments on the Company's indebtedness. Historically, the Company has met its capital requirements through the sale of securities and through both institutional and vendor financing. The Company's cash flow from operations is expected to be positive during fiscal 1995. Accordingly, the Company believes that its available resources, including its credit facility, should be sufficient to meet its obligations as they become due and permit continuation of its expansion efforts throughout 1995 and beyond.

Net cash used in operating activities amounted to $105,000 in 1995 as compared to $276,000 in 1994. The net loss of the Company, adjusted for non-cash items, was $300,000 in 1995 as compared to income of $1,914,000 in 1994. This decrease relates principally to increased selling and distribution expenses, including the loss on equipment sales resulting from the significant growth in the Company's customer base. In 1995 net cash used in operating activities was augmented by a decrease in due to cellular carriers, accounts payable and accrued expenses and deferred access income and taxes payable of $2,696,000. These amounts were offset by a decrease in accounts receivable of $555,000, a decrease in inventory of $681,000 and a decrease in prepaid access, usage, and other current and long-term assets of $1,655,000. In 1994, net cash used in operating activities was augmented by an increase in accounts receivable of $908,000, an increase in prepaid access, usage and other current and long-term assets of $335,000 and a decrease in due to cellular carriers and other liabilities of $902,000.

Included in net cash used in investing activities in 1995 is the purchase of fixed assets for $3,971,000 consisting mainly of the purchase of a building to be used as corporate headquarters. Included in net cash used in investing activities in 1994 is the purchase of subscribers and related assets for $4,314,000 partially offset by proceeds received from a note receivable of $1,000,000.

Cash provided by financing activities amounted to $4,136,000 and $4,545,000 in 1995 and 1994, respectively. The net proceeds from borrowings under the credit facility of $7,096,000 in 1995 were utilized to purchase the office building and satisfy the CVR obligation as previously described, as well as to expand the Company's subscriber base. In 1994, net proceeds from borrowings under the credit facility of $4,395,000 were primarily utilized for the purchase of subscribers and related assets.

       PART II - OTHER INFORMATION



	Item 6. Exhibits and Reports on Form 8-K


	       (a)     None.

	       (b)     No reports on Form 8-K have been filed during the
		              quarter for which this report is filed.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



			                             NATIONWIDE CELLULAR SERVICE, INC.



Dated:  May 11, 1995            By: S/ Edward Seidenberg
								                            Edward Seidenberg
								                            Vice President & Chief Financial Officer