Form 10-Q
period 1995-06-30
NATIONWIDE CELLULAR SERVICE INC
filed 1995-08-14
CIK 795265

SECURITIES AND EXCHANGE COMMISSION

	                                 Washington, D.C.  20549

	                                        FORM 10-Q

	(X)	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

	For the quarterly period ended June 30, 1995

	Commission File Number                   0-14959

	                  NATIONWIDE CELLULAR SERVICE, INC.
            (Exact name of registrant as specified in its charter)

	               Delaware                        11-2692099
	(State of incorporation or organization)  (Identification No.)

	  20 East Sunrise Highway, Valley Stream, New York  11581-1252
            (Address of Principal Executive Offices)      (Zip Code)

	                          (516) 568-2000
		(Registrant's telephone number, including area code)

	                          Not Applicable
		(Former name, former address and former fiscal year,
		 if changed since last report.)

		Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.

									                   Yes    X  		No

  8,202,349 Common Shares were outstanding as of August 11, 1995.

	                  NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES

	                                       INDEX


										                                                       Page
									                                                       Number




PART I - FINANCIAL INFORMATION

	Item 1.  Financial Statements (Unaudited)

		   Consolidated Statements of Operations		                         3
		   Six Months Ended June 30, 1995 and 1994
		   Three Months Ended June 30, 1995 and 1994

		   Consolidated Balance Sheets			                              4 - 5
		   June 30, 1995 and December 31, 1994

		   Consolidated Statements of Cash Flows		                         6
		   Six Months Ended June 30, 1995 and 1994

		   Notes to Consolidated Financial Statements                  7 - 8

	Item 2.  Management's Discussion and Analysis
		   of Financial Condition and Results
		   of Operations						                                        9 - 14

PART II - OTHER INFORMATION

	Item 1.  Legal Proceedings					                                    15

	Item 6.  Exhibits and Reports on Form 8-K			                       15

SIGNATURES									                                                 16

               NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
		                               (Unaudited)
						                    Six Months Ended June 30,  Three Months Ended June 30,
                             1995        1994              1995        1994
						                    (Dollar amounts in thousands, except per share data)

Revenues
	Cellular service	       $  108,839   $  96,900        $  57,170     $  51,345
	Equipment sales	             8,457       4,345            4,979         2,157
	Other income	                  150         150	              75	           75
		                          117,446	    101,395	          62,224	       53,577

Costs and expenses
	Cost of cellular service	   70,435      66,992           37,284        35,386
	Cost of equipment sold	     15,989      10,125            8,683         5,678
	General and administrative
         expense	            12,382      10,217            6,158         5,285
	Selling and distribution
         expense             18,430       8,594           10,193         4,056
	Amortization of purchased
	  subscriber base	           2,688       3,290            1,343         1,754
	Bad debt expense	            1,509	      1,311	             789	          697
		                          121,433	    100,529	          64,450	       52,856

(Loss) income from
        operations           (3,987)        866           (2,226)          721

Interest and other income	      202         217              103           112
Interest expense	              (496)       (147)            (187)          (90)
Gain on capital transactions
  of affiliate	                 108         637               41            13
Share of gain (loss) from
  equity investments	           111	       (466)             136          (261)
(Loss) income before income
       taxes                 (4,062)      1,107           (2,133)          495
Income tax benefit (provision)	  80        (275)	           (562)         (108)
Net (loss) income	         $ (3,982)    $   832         $ (2,695)       $  387

Net (loss) income	         $ (3,982)    $   832         $ (2,695)       $  387
CVR accretion	          	                  (400)	         	               (200)

Net (loss) income attributable to
  common stock	            $ (3,982)    $   432         $ (2,695)       $  187

Weighted average common shares
  outstanding (Note C)	   7,901,991   8,530,157        7,983,382     7,814,974

Net (loss) income per share
  of common stock	         $  (0.50)    $  0.05         $  (0.34)       $ 0.02



The accompanying notes are an integral part of these financial statements.


                     NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


		                                                  June 30,    December 31,
		                                                    1995   	      1994
		                                                (Dollar amounts in thousands)
ASSETS		                                            (unaudited)       (note)

  Current assets:
    Cash and cash equivalents	                    $   1,794         $   1,719
    Accounts receivable less allowance
	     of $5,465,000 in 1995 and
	      $5,463,000 in 1994                            44,267            40,730
    Inventory	                                        2,360             3,713
    Prepaid access and usage charges	                 2,440             3,326
    Other current assets	                             4,975             3,865
    Deferred income taxes	                            2,052             1,929
	Total current assets	                               57,888	           55,282

Fixed Assets -- at cost:
    Building                                          3,847
    Furniture and fixtures	                           3,741             3,324
    Equipment                                         3,566             3,394
    Leasehold improvements	                             926	              729
	                                                    12,080             7,447
    Less accumulated depreciation and amortization	  (5,266)	          (4,593)
       Net fixed assets	                              6,814             2,854

Purchased subscriber base, less accumulated
    amortization of $13,695,000 in 1995 and
    $11,007,000 in 1994                               3,732             7,052

Note receivable                                       4,278             4,370

Investments in and advances to affiliated companies	  4,993             4,727

Other assets	                                         1,536             1,394

Total assets	                                     $  79,241	        $  75,679



note:	The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


		                                                    June 30,		December 31,
		                                                      1995    	    1994
		                                                (Dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY                (unaudited)         (note)

Current liabilities:
    Due to cellular carriers	                     $    21,148    $    18,681
    Accounts payable and accrued expenses	              8,299          8,548
    Deferred access income	                             8,665          7,531
    Federal excise, state and local taxes	              4,558          4,312
    Note payable		                                     13,089
    Contingent value rights	         	                                 3,280
	Total current liabilities	                            55,759	        42,352

Other liabilities		                                     1,071          1,316
Note payable			                                                        8,393
Deferred income taxes	                                  2,548          2,511

Convertible preferred stock, Series A, subject to
    repurchase, $.01 par value, carried at redemption
    value; 800,000 shares authorized, 400,000 shares
    issued and outstanding in 1994		                                   6,000

Stockholders' equity:
    Common Stock, $.01 par value per share,
    20,000,000 shares authorized in 1995 and
    1994; issued and outstanding 8,185,999 in
    1995 and 7,488,299 in 1994	                            82             75
    Additional paid-in capital	                        38,843         30,241
    Accumulated deficit	                              (18,504)	      (14,522)
		                                                     20,421         15,794

    Less cost of 32,000 shares of
    common stock held in treasury	                        (77)           (77)
    Other reductions	                                    (481)	         (610)

    Total stockholders' equity	                        19,863	        15,107

Total liabilities and stockholders'
    equity 	                                       $   79,241     $   75,679


note:	The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Unaudited)		                             Six Months Ended June 30,
			                                                       1995    	    1994
		                                                (Dollar amounts in thousands)
OPERATING ACTIVITIES
  Net (loss) income	                                 $    (3,982)   $     832
  Adjustments to reconcile net (loss) income to
    cash (used in) provided by operating activities:
	Depreciation and amortization	                            3,619        4,302
	Share of (gain) loss from equity investments	              (111)         466
	Gain on capital transactions of affiliate	                 (108)        (637)
	Accrued interest income	                                   (170)	       (199)
	Deferred taxes	                                             (86)	        (35)
    Changes in operating assets and liabilities,
      net of effects from acquisitions:
	Increase in accounts receivable, net	                    (3,537)      (5,751)
	Decrease (increase) in inventory	                         1,353         (330)
	Decrease (increase) in prepaid access, usage and
	  other current and long-term assets	                       177       (1,395)
	(Decrease) increase in due to cellular carriers,
	  accounts payable, accrued expenses, deferred
	  access income and taxes payable	                          (38)	      2,852
  NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	    (2,883)         105

INVESTING ACTIVITIES
  Purchase of property, plant, and equipment	             (4,443)        (411)
  Investments in and advances to affiliates	                 (56)        (748)
  Purchase of subscribers		                                            (5,137)
  Proceeds received from note receivable		                              1,000
  Other investing activities	                                270	          43
  NET CASH USED IN INVESTING ACTIVITIES	                  (4,229)	     (5,253)

FINANCING ACTIVITIES
  Proceeds received from customer
    security deposits	                                       184          217
  Repayments of customer security deposits	                 (212)        (195)
  Proceeds received from notes payable	                   32,146       29,301
  Repayments of notes payable	                           (27,450)     (23,625)
  Cash received from exercise of stock options
    and warrants, net	                                     2,609          109
  Other financing activities	                                (90)	       (238)
  NET CASH PROVIDED BY FINANCING ACTIVITIES	               7,187        5,569

  INCREASE IN CASH AND CASH EQUIVALENTS	                      75          421

  Cash and cash equivalents at beginning of period	        1,719	         639

	CASH AND CASH EQUIVALENTS AT END OF PERIOD	           $   1,794    $   1,060

The accompanying notes are an integral part of these financial statements.

	NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The operating results for the three and six month periods are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

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

The Preferred Stock which was outstanding on December 31, 1994 converted into shares of the Company's Common Stock on a one-for-one basis on January 12, 1995, and the Company paid the investor $3,280,000 extinguishing its liability for the CVRs. Pursuant to a letter agreement dated January 6, 1995, the Warrant was amended to extend its expiration date to January 11, 1996 and the Agreement was amended to terminate certain of the investor's substantive rights.

NOTE C - NET (LOSS) INCOME PER SHARE OF COMMON STOCK

Net (loss) income per share of Common Stock is computed using the modified treasury stock method which assumes the exercise of all outstanding options and warrants and the use of the proceeds thereof to acquire up to 20% of the outstanding Common Stock of the Company. When applied to earnings per share for the three and six months ended June 30, 1995 and the three months ended June 30, 1994, the modified treasury stock method yields antidilutive results, and therefore the calculation utilizes the weighted average shares outstanding. Primary and fully diluted earnings per common share are the same amounts for each of the periods presented.

For earnings per share for the six months ended June 30, 1994, the adjusted weighted average shares outstanding is computed using the modified treasury stock method as detailed below:

                                              								  Six Months Ended
								                                                  June 30, 1994

		Weighted Average Shares Outstanding		                     7,411,053
		Common Stock Equivalents			                                 400,000
		Net Additional Shares Issuable on
		  Conversion of Stock Options and
		  Warrants, Net of 20% Repurchase
		  Limitation					                                           719,104

                                                     							8,530,157

NOTE D - RECLASSIFICATION

The consolidated statement of cash flows for the six months ended June 30, 1994 has been reclassified to conform to current year's presentation.

NOTE E - FIXED ASSETS

On January 25, 1995, the Company purchased, for $3,600,000, a 55,000 square foot office building to be used as its corporate headquarters. The Nassau County Industrial Development Agency has approved the issuance of taxable bonds in an amount up to $8,000,000 to finance substantially all of the costs of the building, related improvements and equipment. The Company anticipates that these bonds will be issued in the third quarter of 1995.

NOTE F - NOTE PAYABLE

The Company's credit facility with CoreStates Bank, N.A. is due to expire on April 1, 1996, and as of June 30, 1995 the amount is classified as a current liability. The Company has not negotiated an extension of its credit facility pending the consummation of the merger described below.

NOTE G - OTHER EVENTS

On May 22, 1995, the Company entered into an Agreement and Plan of Merger
(the "Merger Agreement") with MCI Communications Corporation ("MCI") and NTS Acquisition Corp. ("NTS"), pursuant to which NTS, an indirect wholly-owned subsidiary of MCI, will be merged into the Company and each outstanding share of Common Stock of the Company will be cancelled and the holders thereof will be entitled to receive $18.50 per share in cash (the "Merger"). The Merger Agreement provides that prior to the effectiveness of the Merger, the Company will exercise its option to purchase 640,000 shares of Cellular Technical Services Company, Inc. ("CTS") for $1,600,000 and make a distribution of the shares of common stock of CTS then owned by the Company. Consummation of the Merger is subject to Company stockholder and certain regulatory approvals.
The Company anticipates the transaction will close in September.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      		AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended June 30,1995 compared to three months ended June 30, 1994

The Company recorded a net loss of ($2,695,000) or ($.34) per share in 1995 as compared to net income of $387,000 or $.02 per share in 1994. The loss from operations was ($2,226,000) in 1995 as compared to income from operations of $721,000 in 1994. The decline in both net income and income from operations is, to a large degree, attributable to increased selling and distribution expenses, as well as the loss on equipment sales resulting from the growth in the Company's customer base. During the quarter, on a gross basis, 39,600 new customers were added in 1995 as compared to 24,000 in 1994. Of the customers added in 1995, 12,300 were acquired through direct marketing as a result of an agreement entered into in late 1994 with a direct marketing firm working exclusively for the Company. Subscriber activations, net of deactivations, increased to 26,200 in 1995 as compared to 13,900 in 1994. In addition, in the three months ended June 30, 1995, the Company recorded pre-tax income of $204,000, including gains on capital transactions, resulting from its investment in Cellular Technical Services Company, Inc. ("CTS") and a pre-tax loss of ($27,000) resulting from the Company's investment in Mobile Datacom Corporation ("MDC"), which at June 30, 1995 were 33.5% and 25.0%, respectively, owned by the Company. Included in the 1994 results is a pre-tax loss of ($169,000) resulting from its investment in CTS and a pre-tax loss of ($79,000) resulting from the Company's investment in MDC.

Cellular service revenues increased 11% to $57,170,000 in 1995 as compared to $51,345,000 in 1994. This growth in revenue is primarily the result of the increase in the Company's customer base to 292,000 customers on June 30, 1995 from 212,000 on June 30, 1994, and was achieved despite the decline in average monthly revenue per subscriber to $62 in 1995 as compared to $76 in 1994. Declining revenue per subscriber is prevalent throughout the cellular industry as the customer base broadens to include more casual and personal users, and as discounts are offered as incentives to attract customers to sign one and two year contracts, as well as competitive pressures to reduce retail pricing. This trend is expected to continue in future periods. In an effort to offset this trend, the Company is expanding its marketing efforts in connection with several value-added services such as paging and other messaging services. The Company's gross profit margin on cellular service revenues increased to 34.8% or $19,886,000 in 1995 as compared to 31.1% or $15,959,000 in 1994 primarily due to volume discounts received from cellular carriers and discounts based on the level of the Company's net customer activations.

General and administrative expenses increased 17% to $6,158,000 in 1995 as compared to $5,285,000 in 1994 while the Company's customer base increased 38% to 292,000 in 1995. Increased payroll and related personnel costs associated with the expansion of the Company's customer support groups to meet the current and planned growth in the customer base accounted for $530,000 or approximately 61% of the increase. The balance is due to increased operational costs consistent with the expansion of the Company's business. The Company continues to achieve operational economies of scale as a result of the growth of its customer base, reducing per subscriber servicing costs to $7.39 per month in 1995 as compared to $8.65 in 1994.

Since inception, the Company has aggressively sought to increase its customer base. Significant up front expenses are incurred relating to the addition of new customers acquired through the Company's retail network. A large portion of these expenses is the loss on cellular telephone equipment sales the Company incurs in response to competitive pressures to attract new customers. The Company lost $3,704,000 on equipment sales of $4,979,000 in 1995 as compared to a loss of $3,521,000 on equipment sales of $2,157,000 in 1994. Included in the sales amount in 1995 was $2,638,000 sold at cost to the direct marketing firm referred to above. The increased loss was due to the increased unit volume of equipment sold through the Company's retail stores. While the Company views the loss on equipment as a necessary part of its selling and distribution strategy for the acquisition of new customers, emphasis is being placed on the profitable sale of cellular accessories as a means of reducing the loss incurred on telephone sales.

Selling and distribution expenses increased 151% to $10,193,000 in 1995 as compared to $4,056,000 in 1994 as new subscriber activations increased 65% to 39,600 over the same period in 1994. Of this increase in cost, $4,846,000 is attributable to commissions paid to the Company's outside telemarketer who began acting as a distribution channel for the Company in December 1994. The Company incurs no loss on equipment on activations through this telemarketing channel. Since July 1, 1994, the Company opened eight additional retail locations and expanded its direct sales force. Accordingly, direct payroll and personnel related costs increased by $298,000, net advertising and promotion expense increased by $400,000 and facility related costs increased by $200,000. Dealer commissions increased by $318,000 as a result of increased activations through agents in certain areas that the Company does business.

Amortization of purchased subscriber base decreased 23% to $1,343,000 in 1995 as compared to $1,754,000 in 1994 as the cost of certain acquired subscriber bases became fully amortized. This reduction was partially offset by the additional amortization of the cost of approximately 15,000 subscribers acquired in purchase transactions in 1994.

Bad debt expense was $789,000 and $697,000 in 1995 and 1994, respectively, or 1.3% of cellular service revenues and equipment sales in both periods. The Company attributes such results to its credit controls, careful monitoring of its accounts receivable and close contact with its customer base.

Interest expense increased to $187,000 in 1995 as compared to $90,000 in 1994 as a result of an increase in the Company's effective interest rate as well as the amount outstanding under the Company's credit facility. The Company utilized this facility to purchase its new corporate headquarters and to satisfy its obligation to the holder of 400,000 Contingent Value Rights.

Six months ended June 30, 1995 compared
to six months ended June 30, 1994

The Company recorded a net loss of ($3,982,000) or ($.50) per share in 1995 as compared to net income of $832,000 or $.05 per share in 1994. The loss from operations was ($3,987,000) in 1995 as compared to income from operations of $866,000 in 1994. The decline in both net income and income from operations is primarily attributable to increased selling and distribution expenses, including the loss on equipment sales, related to the addition of 69,900 new customers, on a gross basis, in 1995 as compared to 40,800 in 1994. Of the customers added in 1995, 18,432 were acquired through the direct marketing channel as previously described. Subscriber activations, net of deactivations, increased to 41,100 in 1995 as compared to 21,600 in 1994. In addition, the Company recorded pre-tax income of $245,000, including gains on capital transactions, resulting from the Company's investment in CTS and a loss of ($26,000) resulting from the Company's investment in MDC, which at June 30, 1995 were 33.5% and 25.0%, respectively, owned by the Company. Included in the 1994 results is pre-tax income of $250,000, including gains on capital transactions, resulting from the Company's investment in CTS and a pre-tax loss of ($79,000) resulting from the Company's investment in MDC.

Cellular service revenues increased 12% to $108,839,000 in 1995 as compared to $96,900,000 in 1994. This growth in revenue is attributable to the increase in the Company's customer base as previously described in Results of Operations for the three months ended June 30, 1995. This growth in revenue was achieved despite the decline in average monthly revenue per subscriber to $68 in 1995 as compared to $84 in 1994. The Company's gross profit margin on cellular service revenues increased to 35.3% or $38,404,000 in 1995 as compared to 30.9% or $29,908,000 in 1994, which is primarily attributable to discounts received from cellular carriers based on volume and the level of the Company's net customer activations.

General and administrative expenses increased 21% to $12,382,000 in 1995 as compared to $10,217,000 in 1994, while the Company's customer base increased 38% to 292,000 in 1995. Increased payroll and related personnel costs associated with the expansion of the Company's customer support groups to meet the current and planned growth in the customer base accounted for $1,224,000 or approximately 57% of the increase. The balance is due to increased operational costs consistent with the expansion of the Company's business. The Company continues to achieve operational economies of scale as a result of the growth of its customer base, reducing per subscriber servicing costs to $7.72 per month in 1995 as compared to $8.87 in 1994.

As previously discussed, the Company aggressively seeks to increase its customer base and, in doing so, incurs significant up front expenses relating to the addition of new customers acquired through the Company's retail network. A large portion of these expenses is the loss on cellular telephone equipment sales the Company incurs in response to competitive pressures to attract new customers. The Company lost $7,532,000 on equipment sales of $8,457,000 in 1995 as compared to a loss of $5,780,000 on equipment sales of $4,345,000 in 1994. Included in the sales amount in 1995 was $3,947,000 sold at cost to the direct marketing firm described above. The increased loss was due to the increased unit volume of equipment sold through the Company's retail stores. While the Company views the loss on equipment as a necessary part of its selling and distribution strategy for the acquisition of new customers, emphasis is being placed on the profitable sale of cellular accessories as a means of offsetting the loss incurred on telephone sales.

Selling and distribution expenses increased 114% to $18,430,000 in 1995 as compared to $8,594,000 in 1994 as new subscriber activations increased 71% to 69,900 over the same period in 1994. As previously discussed, the Company expanded its distribution channel in late 1994 to include direct marketing and paid $7,291,000 in commissions in 1995. As a result of the growth in gross subscriber additions and the opening of eight new retail facilities, direct payroll and personnel related costs increased by $1,000,000, commissions paid to sales personnel increased by $198,000, dealer commissions increased by $650,000, net advertising and promotion expense increased by $128,000 and facility related costs increased by $427,000.

Amortization of purchased subscriber base decreased 18% to $2,688,000 in 1995 as compared to $3,290,000 in 1994 as the cost of certain acquired subscriber bases became fully amortized. This reduction was partially offset by the additional amortization of the cost of approximately 15,000 subscribers acquired in purchase transactions in 1994.

Bad debt expense was $1,509,000 and $1,311,000 in 1995 and 1994, respectively, or 1.3% of cellular service revenues and equipment sales in both periods. The Company attributes such results to its credit controls, careful monitoring of its accounts receivable and close contact with its customer base.

Interest expense increased significantly to $496,000 in 1995 as compared to $147,000 in 1994. This is a result of an increase in the Company's effective interest rate as well as the amount outstanding under the Company's credit facility. The Company utilized this facility to purchase its new corporate headquarters and to satisfy the Contingent Value Rights obligation described above.

LIQUIDITY AND CAPITAL RESOURCES

On January 12, 1995, the Company paid $3,280,000 to satisfy its obligation to the holder of 400,000 Contingent Value Rights, which amount was financed from the Company's credit facility described below.

On January 25, 1995, the Company purchased, for $3,600,000, a 55,000 square foot office building to be used as its corporate headquarters. The Nassau County Industrial Development Agency has approved the issuance of up to $8,000,000 of taxable bonds to finance substantially all of the costs of the building, related improvements and equipment. The Company anticipates that these bonds will be issued in the third quarter of 1995.

The Company has no significant fixed commitments for capital expenditures or investments other than for the exercise of the CTS option described below. Its capital requirements consist primarily of those necessary to continue to expand its customer base and, to a lesser degree, interest payments on the Company's indebtedness. Historically, the Company has met its capital requirements through the sale of securities and through both institutional and vendor financing. Accordingly, the Company believes that its available resources, including its credit facility, should be sufficient to meet its obligations as they become due and permit continuation of its expansion efforts throughout 1995 and beyond.

On February 6, 1995, the Company amended its credit facility with CoreStates Bank, N.A. which now provides for borrowings up to a maximum of $25,000,000 at an interest rate of 1% above prime. This agreement, which expires on April 1, 1996, requires the Company to maintain a specified consolidated net worth, limits intercompany indebtedness, and contains various negative covenants which include the prohibition of the payment of dividends by the Company. As of June 30, 1995, $13,089,000 was outstanding under this agreement and the Company had cash on hand totaling $1,794,000.

The Company's working capital decreased as of June 30, 1995 due to the classification of the amount outstanding under the Company's credit facility as a current liability.

Net cash used in operating activities amounted to $2,883,000 in 1995 while in 1994 the Company had net cash provided by operating activities of $105,000. The net loss of the Company, adjusted for non-cash items, amounted to a loss of $837,000 in 1995 as compared to income of $4,729,000 in 1994. This decrease relates principally to increased selling and distribution expenses, including the loss on equipment sales resulting from the significant growth in the Company's customer base. In 1995 net cash used in operating activities was augmented by an increase in accounts receivable of $3,537,000, which was partially offset by a decrease in inventory of $1,353,000. In 1994, net cash provided by operating activities was offset by increases in accounts receivable of $5,751,000 and increases in prepaid access, usage and other current and long-term assets of $1,395,000. Additionally, net cash provided by operating activities in 1994 was augmented by an increase in due to cellular carriers, accounts payable and accrued expenses, deferred access income and taxes payable of $2,852,000.

Included in net cash used in investing activities in 1995 is the purchase of fixed assets for $4,443,000 consisting mainly of the purchase of a building to be used as corporate headquarters. Included in net cash used in investing activities in 1994 is the purchase of subscribers and related assets for $5,137,000 partially offset by proceeds received from a note receivable of $1,000,000.

Cash provided by financing activities amounted to $7,187,000 and $5,569,000 in 1995 and 1994, respectively. The net proceeds from borrowings under the credit facility of $4,696,000 in 1995 were utilized to purchase the office building and satisfy the CVR obligation as previously described, as well as to expand the Company's subscriber base. Such amounts were partially offset by cash received from the exercise of stock options and warrants of $2,609,000. In 1994, net proceeds from borrowings under the credit facility of $5,676,000 were primarily utilized for the purchase of subscribers and related assets.

On May 22, 1995, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with MCI Communications Corporation ("MCI") and NTS Acquisition Corp. ("NTS"), pursuant to which NTS, an indirect wholly-owned subsidiary of MCI, will be merged into the Company and each outstanding share of Common Stock of the Company will be cancelled and the holders thereof will be entitled to receive $18.50 per share in cash (the "Merger"). The Merger Agreement provides that prior to the effectiveness of the Merger, the Company will exercise its option to purchase 640,000 shares of Cellular Technical Services Company, Inc. ("CTS") for $1,600,000 and make a distribution of the shares of common stock of CTS then owned by the Company. Consummation of the Merger is subject to Company stockholder and certain regulatory approvals. The Company anticipates the transaction will close in September.

	PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

On June 29, 1995, Michael Kong and Magnum Autobody, Inc., individually and on behalf of all others similarly situated, commenced a class-action lawsuit in the Circuit Court of Cook County, Illinois County Department, Chancery Division against Nova Cellular Co., a wholly-owned subsidiary of the Company ("Nova"), and the Company. In the complaint, the plaintiffs have alledged that Nova and the Company overcharge customers when billing for long distance calls. The plaintiffs are seeking an order certifying the action as a class-action, permanently enjoining Nova and the Company from billing customers additional undisclosed charges along with long distance charges and concealing their billing mark-up procedure. They are also seeking damages in an unspecified amount, attorney's fees and costs. Nova and the Company believe that the allegations are without merit and intend to vigorously defend against such claims.

Item 6.	Exhibits and Reports on Form 8-K

		(a)	None.

		(b)	On May 22, 1995, the Company filed a current report on Form
			8-K dated the same date with respect to Item 5, reporting that the Company entered into an Agreement and Plan of Merger with MCI Communications
   Corporation ("MCI") and NTS Acquisition Corp. ("NTS"), pursuant to which
   NTS, an indirect wholly-owned subsidiary of MCI, will be merged into the
   Company.  No financial statements were included with this report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                					NATIONWIDE CELLULAR SERVICE, INC.



Dated:  August 11, 1995		            By:	s/ Edward Seidenberg
   				                                  Edward Seidenberg
                                						   Vice President & Chief Financial
                                         Officer