Form 10-Q/A
period 1995-03-31
NATIONWIDE CELLULAR SERVICE INC
filed 1995-08-18
CIK 795265

SECURITIES AND EXCHANGE COMMISSION
			                 Washington, D.C.  20549


				                        FORM 10-Q/A


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

			NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
						   CONSOLIDATED BALANCE SHEETS

										                                      March 31,         December 31,
											                                       1995                 1994
									                                      (unaudited)            (note)
								                                       (Dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Due to cellular carriers                    $    17,696         $    18,681
   Accounts payable and accrued expenses             6,810               8,548
   Deferred access income                            7,982               7,531
   Federal excise, state and local taxes             4,045               4,312
   Contingent value rights                                               3,280
      Total current liabilities                     36,533              42,352

Other liabilities                                    1,095               1,316

Notes payable                                       15,489               8,393

Deferred income taxes                                2,554               2,511

Redeemable warrant                                   3,600

Convertible preferred stock, Series A, subject to
   repurchase, $.01 par value, carried at redemption
   value; 800,000 shares authorized, 400,000 shares
   issued and outstanding in 1994                                        6,000

Stockholders' equity:
   Common stock, $.01 par value per share,
   20,000,000 shares authorized in 1995 and
   1994; issued and outstanding 7,925,699 in
   1995 and 7,488,299 in 1994                           79                  75
   Additional paid-in capital                       33,051              30,241
   Accumulated deficit                             (15,809)            (14,522)

                                                    17,321              15,794
   Less cost of 32,000 shares held in treasury         (77)                (77)
   Other reductions                                   (545)               (610)
   Total stockholders' equity                       16,699              15,107

Total liabilities and stockholders' equity      $   75,970         $    75,679


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

The Preferred Stock which was outstanding on December 31, 1994 converted into shares of the Company's Common Stock on a one-for-one basis on January 12, 1995, and the Company paid the investor $3,280,000 extinguishing its liability for the CVRs. Pursuant to a letter agreement dated
January 6, 1995 the Warrant was amended to extend its expiration date to January 11, 1996 and the Agreement was amended to terminate certain of the investor's substantive rights. In the event an entity acquires all or substantially all of the outstanding Common Stock of the Company, the holder of the Warrant can require the Company to repurchase the Warrant for an amount equal to the difference between the consideration received for a share of Common Stock by the shareholders of the Company and the exercise price of the Warrant.

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



			                             NATIONWIDE CELLULAR SERVICE, INC.



Dated:  August 18, 1995             By: S/ Edward Seidenberg
								                            Edward Seidenberg
								                            Vice President & Chief Financial Officer