Form 10-Q/A
period 1995-06-30
NATIONWIDE CELLULAR SERVICE INC
filed 1995-08-18
CIK 795265

SECURITIES AND EXCHANGE COMMISSION

	                                 Washington, D.C.  20549

	                                        FORM 10-Q/A

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

The accompanying notes are an integral part of these financial statements.

NATIONWIDE CELLULAR SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


		                                                    June 30,		December 31,
		                                                      1995    	    1994
		                                                (Dollar amounts in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY                (unaudited)         (note)

Current liabilities:
    Due to cellular carriers	                     $    21,148    $    18,681
    Accounts payable and accrued expenses	              8,299          8,548
    Deferred access income	                             8,665          7,531
    Federal excise, state and local taxes	              4,558          4,312
    Note payable		                                     13,089
    Contingent value rights	         	                                 3,280
	Total current liabilities	                            55,759	        42,352

Other liabilities		                                     1,071          1,316
Note payable			                                                        8,393
Deferred income taxes	                                  2,548          2,511

Redeemable warrant                                      3,600

Convertible preferred stock, Series A, subject to
    repurchase, $.01 par value, carried at redemption
    value; 800,000 shares authorized, 400,000 shares
    issued and outstanding in 1994		                                   6,000

Stockholders' equity:
    Common Stock, $.01 par value per share,
    20,000,000 shares authorized in 1995 and
    1994; issued and outstanding 8,185,999 in
    1995 and 7,488,299 in 1994	                            82             75
    Additional paid-in capital	                        35,243         30,241
    Accumulated deficit	                              (18,504)	      (14,522)
		                                                     16,821         15,794

    Less cost of 32,000 shares of
    common stock held in treasury	                        (77)           (77)
    Other reductions	                                    (481)	         (610)

    Total stockholders' equity	                        16,263	        15,107

Total liabilities and stockholders'
    equity 	                                       $   79,241     $   75,679


note:	The balance sheet at December 31, 1994 has been derived from the audited
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